Form 10-Q
period 2012-09-30
ABC Records Management & Data Storage Inc.
filed 2012-11-09
CIK 1528234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to _________

Commission File Number 333-177746

ABC RECORDS MANAGEMENT AND DATA STORAGE INC.

 (Exact name of registrant as specified in its charter)

Nevada	4220	99-0365544
(State or jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
Incorporation or organization)	Classification Code Number)	Identification Number)

ABC Records Management and Data Storage Inc.

Flat A, 22F, Block 11

Wonderland Villas, Kwai Chung

Hong Kong, China

Telephone: 852-6677-3973

(Address and telephone number of principal executive offices)

Empire Stock Transfer Inc

1859 Whitney Mesa Dr.

Henderson, Nevada 89014

Telephone: 702-818-5898

(Name, address, and telephone number of agent for service)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [X]  No [  ]

As of November 9, 2012 the Issuer had 6,960,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements of ABC Records Management and Data Storage, Inc., (“ABC Records Management and Data Storage”, the “Company”, or the “Registrant”) a Nevada corporation, included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission.  Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company in the Company's Form S-1/A for the fiscal year ended March 31, 2012, and all amendments thereto.

ABC RECORDS MANAGEMENT AND DATA STORAGE, INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM UNAUDITED FINANCIAL STATEMENTS

PERIOD ENDED SEPTEMBER 30, 2012

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	September 30,	March 31,
	2012	2012
	(Unaudited)
Current
Cash and cash equivalents	$2,583	$252
Prepaid expense	41	858
Total current assets	2,624	1,110

Property and Equipment
Rent deposit	770	770
Total property and equipment	770	770
Total assets	$3,394	$1,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$379	$-
Accrued expense	2,378	4,000
Note payable - related party	25,000	-
Total current liabilities	27,757	4,000
Total liabilities	27,757	4,000

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Capital stock, $.001 par value,
75,000,000 shares authorized;
6,960,000 shares issued and outstanding	6,960	6,960
Additional paid-in capital	17,640	17,640
Deficit, accumulated during the development stage	(48,963)	(26,720)
Total stockholders’ equity (deficit)	(24,363)	(2,120)
Total liabilities and stockholders’ equity (deficit)	$3,394	$1,880

The accompanying footnotes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,		For the period accumulated from August 23, 2010 (inception) through September 30,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Legal and accounting	3,029	2,600	8,493	4,600	29,714
Operation and administration	10,851	399	13,322	603	18,808
Total operating expense	13,880	2,999	21,815	5,203	48,522

Net (loss) from operations	(13,880)	(2,999)	(21,815)	(5,203)	(48,522)
Other income and (expenses)
Interest expense	(307)	-	(378)	-	(378)
Gain (loss) foreign exchange	(48)	-	(50)	-	(63)
Total other income (expense)	(355)	-	(428)	-	(441)
Loss before income tax	(14,235)	(2,999)	(22,243)	(5,203)	(48,963)
Provision for income taxes	-	-	-	-	-
Net (loss)	(14,235)	(2,999)	(22,243)	(5,203)	(48,963)
Comprehensive loss	$(14,235)	$(2,999)	$(22,243)	$(5,203)	$(48,963)

Loss per common share
Basic and diluted	$-	$-	$-	$-

Weighted average common shares
Basic and diluted	6,960,000	6,960,000	6,960,000	6,960,000

The accompanying footnotes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Six Months Ended September 30,		For the period accumulated from August 23, 2010 (inception) through September 30,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(22,243)	$(5,203)	$(48,963)

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	818	(550)	(41)
Increase (decrease) in accounts payable	379	(1,130)	379
Increase(decrease) in accrued expense	(1,622)	140	2,378

Net cash used in operating activities	(22,668)	(6,743)	(46,247)

Cash flows from investing activities
Cash paid for rent deposit	-	(770)	(770)
Cash paid for investments	-	-	-

Net cash used in investing activities	-	(770)	(770)

Cash flows from financing activities
Proceeds from related party payable	25,000	-	25,000
Proceeds from issuance of common stock	-	-	24,600

Net cash provided by financing activities	25,000	-	49,600
Increase in cash and cash equivalents	2,332	(7,513)	2,583
Cash and cash equivalents, beginning of period	251	23,268	-
Cash and cash equivalents, end of period	$2,583	$15,755	$2,583

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying footnotes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

Note 1 - Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s registration statement Form S-1/A, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

Note 2 - Nature of Operations

The Company was incorporated in the State of Nevada on August 23, 2010. ABC Records Management & Data Storage (ABC) is a full-service, computerized records management company providing secure storage and indexing of paper records, digital media and other business-critical information, including computer disks and tapes, optical disks, microfilm, audio and video tapes, medical records, and blueprints.

Note 3 - Significant Accounting Policies

The following is a summary of significant account policies used in the preparation of these financial statements.

a.

Basis of presentation

The financial statements of the Company have been prepared in accordance with General Accepted Accounting Principles (GAAP) accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is March 31.

b.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

c.

Fair Value of Financial instruments

The Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

•

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheet for the cash and cash equivalents, and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

d.

Income taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse.  Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

e.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with GAAP. The Company presents both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.

Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at September 30, 2012.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

	Six Months Ended
	September 30, 2012	September 30, 2011

Basic Earnings per share:
Income(loss)(numerator)	$(22,243)	$(5,203)
Shares(denominator)	6,960,000	6,960,000
Per share amount	$-	$-

	Six Months Ended
	September 30, 2012	September 30, 2012

Fully Diluted Earnings per share:
Income(loss)(numerator)	$(22,243)	$(5,203)
Shares(denominator)	6,960,000	6,960,000
Per share amount	$-	$-

f.

Use of estimates and assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. In these financial statements, assets, liabilities and earnings involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

g.

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

h.

Risks and uncertainties

The Company is in formative stage of acquiring customers and technology to be able to compete in the data storage industry that is subject to significant risks and uncertainties, including financial, operational, and other risks associated with operating a data storage business, including the potential risk of business failure.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

i.

Foreign currency translation

The Company adopted FASB ASC 220-10, “Comprehensive Income”. This guidance defines comprehensive income which includes net income and other comprehensive income comprising certain specific items previously reported directly in stockholders’ equity. Comprehensive income and its components are required to be presented for each year for which an income statement is presented.

As used in FASB ASC 220-10 the term comprehensive income thus encompasses net income. The term other comprehensive income refers to components of comprehensive income that are excluded from net income under GAAP. Note that use of the terms comprehensive income and other comprehensive income per se are not required; thus terms such as nonowner changes in equity and other equivalent descriptions are acceptable. Foreign currency translation adjustment is a component included under other comprehensive income.

Comprehensive income is presented below the total of net income or loss in the income statement.

j.

Jumpstart our business startups act election

The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act. This allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of the Company’s election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

Note 4 - Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

In December 2010 the Company issued 5,000,000 shares of our common stock for cash at $0.001 per share

In January 2011 the Company issued 1,960,000 shares of our common stock for cash at $0.01 per share.

As of September 30, 2012, there are 6,960,000 shares issued and outstanding.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

Note 5 - Related Party Notes Payable

An Officer of the Company advanced funds at various times in order to support operations. The loans are unsecured, and bear interest at six percent and are due on demand. The principal amount due of $25,000 and $378 accrued interest is due to Officer as of September 30, 2012.

Note 6 - Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of September 30, 2012, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the six months ended September 30, 2012 and 2011, respectively, and the period from inception on August 23, 2010 through September 30, 2012 due to the following:

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

Deferred tax assets and the valuation account are as follows:

	For Six Months Ended		From August 23, 2010 (inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Deferred tax asset:
Net operating loss carryforward	$7,563	$1,769	$16,647
Valuation allowance	(7,563)	(1,769)	(16,647)
Total	$-	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The components of income tax expense are as follows:

	For Six Months Ended		From August 23, 2010 (inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Current Federal tax	$-	$-	$-
Current State tax	-	-	-
Change in NOL benefit	7,563	1,769	16,647
Change in valuation allowance	(7,563)	(1,769)	(16,647)

Total	$-	$-	$-

As of September 30, 2012, the Company has an unused net operating loss carry-forward balance of $48,963 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For Six Months Ended		From August 23, 2010 (inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012

Beginning balance	$-	$-	$-
Additions based on tax positions related to current year	-	-	-
Additions for tax positions of prior year	-	-	-
Reductions for tax positions for prior year	-	-	-
Reductions in benefit due to income tax expense	-	-	-
Ending balance	$-	$-	$-

At September 30, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of September 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the year ended March 31, 2011 and 2012.

Note 6 - Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $48,963 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the formative stage is dependent upon, among other things, obtaining additional financing to continue operations.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) September 30, 2012

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Commitment and contingency

On August 23, 2011, the Company entered into an office lease agreement for a two year term that will commence on September 1, 2011 and expire on August 31, 2013. The Company agreed to a security deposit of $6,000 Hong Kong dollars, or $769.78 US dollars, and month rent expense of $3,000 Hong Kong dollars or $384.89 US dollars

At September 30, 2012, future minimum payments under the operating lease are as follows:

Fiscal Year	Amount
2013	$1,160.77	US
2014	1,934.61	US

Total	$3,095.38	US

13

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to install the necessary leasehold improvements to our leased premises, to purchase the equipment and materials necessary to commence operations, to commence our initial marketing programs, and to begin actual operations.  We estimate that the cost of this entire program will be approximately $170,300.

Our initial focus will be providing storage of paper records only.

The hard copy business records stored by our potential customers are inactive. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. These records are typically stored in cartons packed by the customer.

We intend to focus its initial marketing efforts on small and medium size businesses (SMEs).

In order to achieve this result we will use commissioned sales representatives whose cost is in line with the just in time model chosen.

We intend to become operational using a bottom-up strategy and a just in time acquisitions model rather than a top down build it and they will come model.  This approach allows us to minimize our costs significantly during startup.  Using this approach we will only incur expenses on an as required basis.  Initial start-up costs are expected to be significantly reduced as a result.  The table below outlines the company’s estimated start-up expenses.

Legal	$3,000
Stationary, etc.	$1,000
Boxes	$3,000
Brochures	$2,000
Transfer Agent	$2,000
Accounting	$18,300
Insurance	$4,000
Rent	$6,000
Leased Equipment	$20,000
Space Set-up	$30,000
Security	$10,000
Contracted Services	$21,000 (delivery & pickup)
Commissions	$50,000

We commenced this program in the fall and early winter of 2011 and anticipate that it will be completed, and we will be in active operation of our facility by late 2012.

Total expenditures over the next 12 months are therefore expected to be approximately $170,300.

As of November 9, 2012 we had $4,768 USD cash assets on deposit and available to meet expenses.  Therefore, based upon the funding requirements noted above, and the anticipated timeline of those funding requirements, we will require additional funding to cover our future administrative expenses, to commence installing leasehold improvements, and to complete our equipment purchases, and initial marketing programs.

We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We may also seek to obtain short-term loans from our directors, although no such arrangement has been made, and there is no guarantee that our directors will agree to make such a loan. We do not have any arrangements in place for any future equity financing.

Results of Operations from Inception to September 30, 2012

We did not earn any revenues from our incorporation on August 23, 2010 to September 30, 2012.

We incurred operating expenses in the amount of $48,522 for the period from our inception on August 23, 2010 to September 30, 2012.  These operating expenses were comprised of legal and accounting fees of $29,714 and expenses attributable to operation and administration of $18,808.

Results of Operations for the Three Month Period Ending September 30, 2012

We did not earn any revenues for the three month period ending September 30, 2012.

We incurred operating expenses in the amount of $13,880 for the three month period ending September 30, 2012. These operating expenses were comprised of legal and accounting fees of $3,029 and expenses attributable to operation and administration of $10,851.

Results of Operations for the Three Month Period Ending September 30, 2011

We did not earn any revenues for the three month period ending September 30, 2011.

We incurred operating expenses in the amount of $2,999 for the three month period ending September 30, 2011. These operating expenses were comprised of legal and accounting fees of $2,600 and expenses attributable to operation and administration of $399.

Results of Operations for the Six Month Period Ending September 30, 2012

We did not earn any revenues for the six month period ending September 30, 2012.

We incurred operating expenses in the amount of $21,815 for the six month period ending September 30, 2012. These operating expenses were comprised of legal and accounting fees of 83,493 and expenses attributable to operation and administration of $13,322.

Results of Operations for the Six Month Period Ending September 30, 2011

We did not earn any revenues for the six month period ending September 30, 2011.

We incurred operating expenses in the amount of $5,203 for the six month period ending September 30, 2011. These operating expenses were comprised of legal and accounting fees of $4,600 and expenses attributable to operation and administration of $603.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan of providing a full-service, computerized records management company. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  This evaluation was conducted by our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:

3.1*	Articles of Incorporation
3.2*	Bylaws
5.1*	Legal opinion
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

filed as an exhibit to our registration statement on Form S-1 dated November 4, 2011.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2012

ABC Records Management and Data Storage Inc.

By:/s/ Wai Yin Marcia Pong

Wai Yin Marcia Pong, President