Form 10-Q
period 2012-12-31
ABC Records Management & Data Storage Inc.
filed 2013-02-08
CIK 1528234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [X]   No [  ]

As of February 8, 2013 the Issuer had 6,960,000 shares of common stock issued and outstanding.

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

PERIOD ENDED DECEMBER 31, 2012

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	March 31,
	2012	2012
	(Unaudited)
Current
Cash and cash equivalents	$668	$252
Prepaid expense	5,208	858
Total current assets	5,876	1,110

Property and Equipment
Rent deposit	770	770
Total property and equipment	770	770
Total assets	$6,646	$1,880

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$511	$-
Accrued expense	2,000	4,000
Accrued interest	1,278	-
Note payable - related party	41,000	-
Total current liabilities	44,789	4,000
Total liabilities	44,789	4,000

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Capital stock, $.001 par value,
75,000,000 shares authorized;
6,960,000 shares issued and outstanding	6,960	6,960
Additional paid-in capital	17,640	17,640
Deficit, accumulated during the development stage	(62,743)	(26,720)
Total stockholders’ equity (deficit)	(38,143)	(2,120)
Total liabilities and stockholders’ equity (deficit)	$6,646	$1,880

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		For the period accumulated from August 23, 2010 (inception) through
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Legal and accounting	2,656	7,400	11,149	12,000	32,371
Operation and administration	10,220	1,918	23,542	2,521	29,027
Total operating expense	12,876	9,318	34,691	14,521	61,398

Net (loss) from operations	(12,876)	(9,318)	(34,691)	(14,521)	(61,398)
Other income and (expenses)
Interest expense	(900)	-	(1,278)	-	(1,278)
Gain (loss) foreign exchange	(4)	(11)	(54)	(11)	(67)
Total other income (expense)	(904)	(11)	(1,332)	(11)	(1,345)

Loss before income tax	(13,780)	(9,329)	(36,023)	(14,532)	(62,743)
Provision for income taxes	-	-	-	-	-
Net (loss)	$(13,780)	$(9,329)	$(36,023)	$(14,532)	$(62,743)

Loss per common share
Basic and diluted	$-	$-	$(0.01)	$-

Weighted average common shares
Basic and diluted	6,960,000	6,960,000	6,960,000	6,960,000

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
	Nine Months Ended December 31,		For the period accumulated from August 23, 2010 (inception) through December 31,
	2012	2011	2012

Cash flows from operating activities
Net loss	$(36,023)	$(14,532)	$(62,743)

Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,349)	(1,095)	(5,208)
Increase (decrease) in accounts payable	511	(830)	511
Increase(decrease) in accrued expense	(2,000)	(1,400)	2,000
Increase in accrued interest	1,278	-	1,278
Net cash used in operating activities	(40,583)	(17,857)	(64,162)

Cash flows from investing activities
Cash paid for rent deposit	-	(770)	(770)
Cash paid for investments	-	-	-

Net cash used in investing activities	-	(770)	(770)

Cash flows from financing activities
Proceeds from related party payable	41,000	-	41,000
Proceeds from issuance of common stock	-	-	24,600

Net cash provided by financing activities	41,000	-	65,600
Increase in cash and cash equivalents	417	(18,627)	668
Cash and cash equivalents, beginning of period	251	23,268
Cash and cash equivalents, end of period	$668	$4,641	$668

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

Note 1 - Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s registration statement Form S-1/A, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

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

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at December 31, 2012.

	Nine Months Ended
	December 31, 2012	December 31, 2011

Basic Earnings per share:
Income(loss)(numerator)	$(36,023)	$(14,532)
Shares(denominator)	6,960,000	6,960,000
Per share amount	$(0.01)	$-

	Nine Months Ended
	December 31, 2012	December 31, 2011

Fully Diluted Earnings per share:
Income(loss)(numerator)	$(36,023)	$(14,532)
Shares(denominator)	6,960,000	6,960,000
Per share amount	$(0.01)	$-

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
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

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
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

Issued and outstanding

In December 2010 the Company issued 5,000,000 shares of our common stock for cash at $0.001 per share

In January 2011 the Company issued 1,960,000 shares of our common stock for cash at $0.01 per share.

As of December 31, 2012, there are 6,960,000 shares issued and outstanding.

Note 5 - Related Party Notes Payable

An Officer of the Company advanced funds at various times in order to support operations. The loans are unsecured, and bear interest at six percent and are due on demand. The principal amount due of $41,000 and $1,278 accrued interest is due to Officer as of December 31, 2012.

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

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

As of December 31, 2012, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the nine months ended December 31, 2012 and 2011, respectively, and the period from inception on August 23, 2010 through December 31, 2012 due to the following:

Deferred tax assets and the valuation account are as follows:

	For Nine Months Ended		From August 23, 2010 (inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Deferred tax asset:
Net operating loss carryforward	$12,248	$4,941	$21,333
Valuation allowance	(12,248)	(4,941)	(21,333)
Total	$-	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The components of income tax expense are as follows:

	For Nine Months Ended		From August 23, 2010 (inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Current Federal tax	$-	$-	$-
Current State tax	-	-	-
Change in NOL benefit	12,248	4,941	(21,333)
Change in valuation allowance	(12,248)	(4,941)	(21,333)

Total	$-	$-	$-

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

As of December 31, 2012, the Company has an unused net operating loss carry-forward balance of $62,743 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For Nine Months Ended		From August 23, 2010 (inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012

Beginning balance	$-	$-	$-
Additions based on tax positions related to current year	-	-	-
Additions for tax positions of prior year	-	-	-
Reductions for tax positions for prior year	-	-	-
Reductions in benefit due to income tax expense	-	-	-
Ending balance	$-	$-	$-

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of December 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the year ended March 31, 2011 and 2012.

ABC Records Management and Data Storage Inc.
(A Development Stage Company) Notes to the Financial Statements (Unaudited) December 31, 2012

Note 7 - Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $62,743 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the formative stage is dependent upon, among other things, obtaining additional financing to continue operations.

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 8 - Commitment and contingency

On August 23, 2011, the Company entered into an office lease agreement for a two year term that will commence on September 1, 2011 and expire on August 31, 2013. The Company agreed to a security deposit of $6,000 Hong Kong dollars, or $769.78 US dollars, and month rent expense of $3,000 Hong Kong dollars or $384.89 US dollars

At December 31, 2012, future minimum payments under the operating lease are as follows:

Fiscal Year	Amount
2013	$1,161	US
2014	1,935
Total	$2,996	US

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

Legal	$3,000
Stationary, etc	$1,000
Boxes	$3,000
Brochures	$2,000
Transfer Agent	$2,000
Accounting	$18,300
Insurance	$4,000
Rent	$6,000
Leased Equipment	$20,000
Space Set-up	$30,000
Security	$10,000
Contracted Services	$21,000 (delivery & pickup)
Commissions	$50,000

We commenced this program in the fall and early winter of 2011 and anticipate that it will be completed, and we will be in active operation of our facility by late spring of 2013.

Total expenditures over the next 12 months are therefore expected to be approximately $170,300.

As of February 6, 2013 we had $264 USD cash assets on deposit. Therefore, based upon the funding requirements noted above, and the anticipated timeline of those funding requirements we have enough funds on hand to meet our financial obligations to approximately the end of February of 2013, but we will require additional funding to cover our future administrative expenses, to commence installing leasehold improvements, and to complete our equipment purchases, and initial marketing programs.

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

Results Of Operations From Inception to December 31, 2012

We did not earn any revenues from our incorporation on August 23, 2010 to December 31, 2012.

We incurred operating expenses in the amount of $61,398 for the period from our inception on August 23, 2010 to December 31, 2012. These operating expenses were comprised of legal and accounting fees of $32,371 and expenses attributable to operation and administration of $29,027.

Results of Operations for the Three Month Period Ending December 31, 2012

We did not earn any revenues for the three month period ending December 31, 2012.

We incurred operating expenses in the amount of $12,876 for the three month period ending December 31, 2012. These operating expenses were comprised of legal and accounting fees of $2,656 and expenses attributable to operation and administration of $10,220.

Results of Operations for the Three Month Period Ending December 31, 2011

We did not earn any revenues for the three month period ending December 31, 2011.

We incurred operating expenses in the amount of $9,318 for the three month period ending December 31, 2011. These operating expenses were comprised of legal and accounting fees of $7,400 and expenses attributable to operation and administration of $1,918.

Results of Operations for the Nine Month Period Ending December 31, 2012

We did not earn any revenues for the nine month period ending December 31, 2012.

We incurred operating expenses in the amount of $34,691 for the nine month period ending December 31, 2012. These operating expenses were comprised of legal and accounting fees of $11,149, and expenses attributable to operation and administration of $23,542.

Results of Operations for the Nine Month Period Ending December 31, 2011

We did not earn any revenues for the nine month period ending December 31, 2011.

We incurred operating expenses in the amount of $14,521 for the nine month period ending December 31, 2011. These operating expenses were comprised of legal and accounting fees of $12,000 and expenses attributable to operation and administration of $2,521.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan of providing a full-service, computerized records management company. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  This evaluation was conducted by our chief executive officer and principal accounting officer.

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

PART II- OTHER INFORMATION

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

Date: February 8, 2013

ABC Records Management and Data Storage Inc.

By:/s/ Wai Yin Marcia Pong

Wai Yin Marcia Pong, President