Form 10-K
period 2013-03-31
ABC Records Management & Data Storage Inc.
filed 2013-08-08
CIK 1528234

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

Commission File Number: 333-177746

ABC RECORDS MANAGEMENT AND DATA STORAGE INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	99-0365544
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

ABC Records Management and Data Storage Inc.

Flat A, 22F, Block 11

Wonderland Villas, Kwai Chung

Hong Kong, China

Telephone: 852-6677-3973

(Address and telephone number of principal executive offices)

Empire Stock Transfer Inc

1859 Whitney Mesa Dr.

Henderson, Nevada 89014

Telephone: 702-818-5898

(Name, address, and telephone number of agent for service)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [  ]   No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.  Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $0.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 10, 2013 the Issuer had 6,960,000 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

PART I

Item 1. Business

DESCRIPTION OF BUSINESS

In General

We were incorporated in the State of Nevada on August 23, 2010. We intended to commence the building, and subsequent operation, of a full-service, computerized records management company providing secure storage and indexing of paper records, digital media and other business-critical information, including computer disks and tapes, optical disks, microfilm, audio and video tapes, medical records, and blueprints. It was our intention that our personalized service would include retention schedules, data conversion and ORC, and records relocation. We were to provide our customers, at no additional charge, specially designed boxes and other supplies which make handling records easier.  We planned to purchase these boxes, providing them to our customers without charge. As a new entrant in this market, our initial focus was to be exclusively on paper records management. Paper records was to remain the focus until such time as current revenues cover operating costs.

We intended to focus our initial marketing efforts on small and medium size businesses. Our initial focus was to provide storage of paper records only. The hard copy business records stored by our potential customers are inactive. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations.

Within three to five years our goal was to provide our customers the competitive edge through state-of-the-art technology, unprecedented security and quick-response service. Our facility was be strategically located in the New Territories within easy reach of Central Hong Kong and Kowloon via the MTR rail line.

It is our belief that in today's business environment, quick and easy access to critical information would give our customers a competitive advantage. By outsourcing their records management and storage to us, our customers could have stored their records in an organized environment and improve the speed and ease of access to those records.

To date, we have not commenced business operations.

We originally leased premises for our initial storage operations at Workshop 7, 1/F., Shui Sum Industrial Building, 8-10 Kwai Sau Road, Kwai Chung, NT, Hong Kong. The lease agreement was dated August 23, 2011, it was for a 2 year term commencing Sept 1, 2011 and terminating August 31, 2013. The rent was $3,000 HK per month, and covers 600 sq feet.

Due to lack of funding we terminated that lease effective June 30, 2013, and we are presently exploring several alternatives moving forward.

Firstly, we are going to explore the advisability of continuing on with our current business plan, but in a different location in Hong Kong.

And secondly, we are also going to explore the advisability of searching out acquisitions of existing businesses which may, or may not, already operate a business similar to the one envisaged by our current business plan.

However, there are no guarantees that we will be successful in either of these initiatives.

Our plan of operation for the twelve months is to explore the advisability of continuing with our current business plan, and also the possibility of the acquisition of another already existing business. We estimate that the cost of this entire program will be approximately $20,000 over the next 12 months.

Additional funding will be required in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing.

Our sole officer and director, Wai Yin Marcia Pong, provides office space to us at Flat A, 22F, Block 11, Wonderland Villas, Kwai Chung, Hong Kong, China at no cost. We do not have a written agreement with Ms. Pong with respect to the provision of this office space, and so there is no guarantee that Ms. Pong will continue to provide this office space at no cost in the future.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

We are currently not party to any legal proceedings.  Our address for service of process in Nevada is 1859 Whitney Mesa Dr., Henderson, Nevada, 89014.

Item 4. Removed and Reserved

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the OTC Bulletin Board under the Symbol "ABCR".

There has been no trading since inception.

Item 6.  Selected Financial Data.

Not Applicable

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS REPORT, INCLUDING STATEMENTS IN THE FOLLOWING DISCUSSION, ARE WHAT ARE KNOWN AS "FORWARD LOOKING STATEMENTS", WHICH ARE BASICALLY STATEMENTS ABOUT THE FUTURE. FOR THAT REASON, THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY SINCE NO ONE CAN ACCURATELY PREDICT THE FUTURE. WORDS SUCH AS "PLANS," "INTENDS," "WILL," "HOPES," "SEEKS," "ANTICIPATES," "EXPECTS "AND THE LIKE OFTEN IDENTIFY SUCH FORWARD LOOKING STATEMENTS, BUT ARE NOT THE ONLY INDICATION THAT A STATEMENT IS A FORWARD LOOKING STATEMENT. SUCH FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS CONCERNING OUR PLANS AND OBJECTIVES WITH RESPECT TO THE PRESENT AND FUTURE OPERATIONS OF THE COMPANY, AND STATEMENTS WHICH EXPRESS OR IMPLY THAT SUCH PRESENT AND FUTURE OPERATIONS WILL OR MAY PRODUCE REVENUES, INCOME OR PROFITS. NUMEROUS FACTORS AND FUTURE EVENTS COULD CAUSE THE COMPANY TO CHANGE SUCH PLANS AND OBJECTIVES OR FAIL TO SUCCESSFULLY IMPLEMENT SUCH PLANS OR ACHIEVE SUCH OBJECTIVES, OR CAUSE SUCH PRESENT AND FUTURE OPERATIONS TO FAIL TO PRODUCE REVENUES, INCOME OR PROFITS. THEREFORE, THE READER IS ADVISED THAT THE FOLLOWING DISCUSSION SHOULD BE CONSIDERED IN LIGHT OF THE DISCUSSION OF RISKS AND OTHER FACTORS CONTAINED IN THIS REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. NO STATEMENTS CONTAINED IN THE FOLLOWING DISCUSSION SHOULD BE CONSTRUED AS A GUARANTEE OR ASSURANCE OF FUTURE PERFORMANCE OR FUTURE RESULTS.

Plan of Operation

Our plan of operation for the twelve months is to explore the advisability of continuing with our current business plan, and also the possibility of the acquisition of another already existing business. We estimate that the cost of this entire program will be approximately $20,000 over the next 12 months.

Total expenditures over the next 12 months are therefore expected to be approximately $20,000.

As well, we anticipate spending an additional $20,000 on administrative fees, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $40,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operation and financial condition for the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012.  Unless otherwise stated, all figures herein are expressed in U.S. dollars.

Comparison of the fiscal years ended March 31, 2013 and 2012

Revenue

During the fiscal years ended March 31, 2013 and March 31, 2012, we generated no revenues.

Expenses

We incurred a total operating expenses of $45,266 for the fiscal year ended March 31, 2013 compared to $20,245 during the fiscal year ended March 31, 2012, and increase of $25,021 or approximately 124%. The increase in operating expenses were comprised of legal and accounting fees of $16,617 and expenses attributable to operation and administration of $28,649.

Net Loss

We had a net loss of $46,929 for the fiscal year ended March 31, 2013 compared to $20,258 during the fiscal year ended March 31, 2012, and increase of $26,671 or approximately 132%. The change in comprehensive loss was primarily due to an increase in operating expenses, which was minimally offset by the gain from foreign exchange during the fiscal year ended March 31, 2013.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our business plan of providing a full-service, computerized records management company. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

Liquidity and capital resources

As of March 31, 2012, the Company had $872 cash and our liabilities were $53,364. The current available capital reserves of the Company are not sufficient for the Company to remain operational.

As of the date of this annual report, the current funds available to the Company will not be sufficient to maintain on operations. The company’s sole officer and director, Ms. Pong, has verbally agreed to loan the company funds to maintain our reporting status with the SEC in the form of a non-secured loans for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company; however, there is no contract in place or written agreement securing this agreement. Management believes that if the company cannot maintain its reporting status with the SEC, it will have to cease all efforts directed towards the company. As such, any investment previously made would be lost in its entirety.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investment by others. We must raise cash to implement our strategy and stay in business. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $20,000. We do not believe that we will generate enough revenue to cover costs associated with being a publicly reporting company in the next 12 months.

Management believes that current trends toward lower capital investment in start-up companies pose the most significant challenge to the Company’s success over the next year and in future years. Additionally, the Company will have to meet all the financial disclosure and reporting requirements associated with being a publicly reporting company. The Company’s management will have to spend additional time on policies and procedures to make sure it is compliant with various regulatory requirements, especially that of Section 404 of the Sarbanes-Oxley Act of 2002. This additional corporate governance time required of management could limit the amount of time management has to implement is business plan and impede the speed of its operations.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements and has not entered into any transaction involving unconsolidated limited purpose entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company required by Article 8 of Regulation S-X are attached to this report

ABC RECORDS MANAGEMENT AND DATA STORAGE INC.

AUDITED FINANCIAL STATEMENTS

FOR THE FISCALYEARS ENDED MARCH 31, 2013 and 2012

0

PLS CPA, A PROFESSIONAL CORP.

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 433-2979

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ABC Records Management and Data Storage Inc.

We have audited the accompanying balance sheets of ABC Records Management and Data Storage Inc. (A Development Stage “Company”) as of March 31, 2013 and 2012, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended and the period from August 23, 2010 (inception) to March 31, 2013. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ABC Records Management and Data Storage Inc. as of March 31, 2013 and 2012, and the result of its operations and its cash flows for the years ended March 31, 2013 and 2012 and the period from August 23, 2010 (inception) to March 31, 2013 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, A Professional Corp.

July 16, 2013

San Diego, CA. 92111

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	March 31,
	2013	2012
Current
Cash and cash equivalents	$872	$252
Prepaid expense	2,673	858
Total current assets	3,545	1,110

Property and Equipment
Rent deposit	770	770
Total property and equipment	770	770
Total assets	$4,315	$1,880

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,377	$-
Accrued expense	4,000	4,000
Accrued interest	1,507	-
Note payable - related party	46,480	-
Total current liabilities	53,364	4,000
Total liabilities	53,364	4,000

Commitments and Contingencies	-	-

Stockholders' Deficit
Capital stock, $.001 par value,
75,000,000 shares authorized;
6,960,000 shares issued and outstanding	6,960	6,960
Additional paid-in capital	17,640	17,640
Deficit, accumulated during the development stage	(73,649)	(26,720)
Total stockholders’ deficit	(49,049)	(2,120)
Total liabilities and stockholders’ deficit	$4,315	$1,880

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended		For the period accumulated from August 23, 2010 (inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenue	$-	$-	$-

Operating Expenses
Legal and accounting	16,617	16,221	37,838
Operation and administration	28,649	4,024	34,135
Total operating expense	45,266	20,245	71,973

Net (loss) from operations	(45,266)	(20,245)	(71,973)

Other Income and (Expenses)
Interest Expense	(1,507)	-	(1,507)
Gain (loss) foreign exchange	(156)	(13)	(169)
Total other income and (expenses)	(1,663)		(1,676)
Loss before income tax	(46, 929)	(20,258)	(73,649
Provision for income taxes	-	-	-
Net (loss)	$(46,929)	$(20,258)	$(73,649)

Loss per common share
Basic and diluted	$(0.01)	$-

Weighted average common shares
Basic and diluted	6,960,000	6,960,000

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended March 31,	Year Ended March 31,	For the period accumulated from August 23, 2010 (inception) through March 31,
	2013	2012	2013

Cash flows from operating activities
Net loss	$(46,929)	$(20,258)	$(73,649)

Changes in operating assets and liabilities:
Increase in prepaid expenses	(1,815)	(858)	(2,673)
Increase (decrease) in accounts payable	1,377	(1,130)	1,377
Increase (decrease) in accrued expense	-	-	4,000
Increase in accrued interest	1,507	-	1,507

Net cash used in operating activities	(45,860)	(22,246)	(69,438)

Cash flows from investing activities
Cash paid for rent deposit	-	(770)	(770)
Cash paid for investments	-	-	-

Net cash used in investing activities	-	(770)	(770)

Cash flows from financing activities
Proceeds from related party payable	46,480	-	46,480
Proceeds from issuance of common stock	-	-	24,600

Net cash provided by financing activities	46,480	-	71,080
Increase in cash and cash equivalents	620	(23,016)	872
Cash and cash equivalents, beginning of period	252	23,268	-
Cash and cash equivalents, end of period	$872	$252	$872

Supplement Disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
From August 23, 2010 (inception) through March 31, 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Deficit

Balance, August 23, 2010 (inception)	-	$-	$-	$-	$-
Shares issued for Cash at $0.001 per share	5,000,000	5,000	-	-	5,000
Shares issued for Cash at $0.01 per share	1,960,000	1,960	17,640	-	19,600
Net loss for the period ending March 31, 2011	-	-	-	(6,462)	(6,462)
Balance, March 31, 2011	6,960,000	6,960	17,640	(6,462)	18,138
Net loss for year ended March 31, 2012	-	-	-	(20,258)	(20,258)
Balance, March 31, 2012	6,960,000	6,960	17,640	(26,720)	(2,120)
Net loss for year ended March 31, 2013	-	-	-	(46,929)	(46,929)
Balance, March 31, 2013	6,960,000	$6,960	$17,640	$(73,649)	$(49,049)

The accompanying notes are an integral part of these financial statements.

ABC Records Management and Data Storage Inc.

(A Development Stage Company)

Notes to the Financial Statements

March 31, 2013

Note 1 - Basis of Presentation

The accompanying audited financial statements for the period from inception on August 23, 2010 through March 31, 2013 and year ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for financial information.

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

March 31, 2013

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

Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at March 31, 2013.

	For the Year Ended
	March 31, 2013	March 31, 2012

Basic Earnings per share:
Income(loss)(numerator)	$(46,929)	$(20,258)
Shares(denominator)	6,960,000	6,960,000
Per share amount	$(0.01)	$-

	For the Year Ended
	March 31, 2013	March 31, 2012

Fully Diluted Earnings per share:
Income(loss)(numerator)	$(46,929)	$(20,258)
Shares(denominator)	6,960,000	6,960,000
Per share amount	$(0.01)	$-

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

g. Foreign currency translation

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

As of March 31, 2013 there are 6,960,000 shares issued and outstanding.

Note 5 - Related Party Notes Payable

An Officer of the Company advanced funds at various times in order to support operations. The loans are unsecured, and bear interest at six percent and are due on demand. The principal amount due of $46,480 and $1,507 accrued interest is due to Officer as of March 31, 2013.

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

As of March 31, 2013, the Company had no accrued interest and penalties related to uncertain tax positions. The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the year ended March 31, 2013 and 2012, respectively, and the period from inception on August 23, 2010 through March 31, 2013 due to the following:

Deferred tax assets and the valuation account are as follows:

	For Year Ended		From August 23, 2010 (inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Deferred tax asset:
Net operating loss carryforward	$15,956	$6,888	$25,041
Valuation allowance	(15,956)	(6,888)	(25,041)
Total	$-	$-	$-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

The components of income tax expense are as follows:

	For Year Ended		From August 23, 2010 (inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Current Federal tax	$-	$-	$-
Current State tax	-	-	-
Change in NOL benefit	9,068	4,691	15,956
Change in valuation allowance	(9,068)	(4,691)	(15,956)
Total	$-	$-	$-

As of March 31, 2013, the Company has an unused net operating loss carry-forward balance of $73,649 that is available to offset future taxable income. This unused net operating loss carry-forward balance begins to expire in 2027.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For Year Ended		From August 23, 2010 (inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Beginning balance	$-	$-	$-
Additions based on tax positions related to current year	-	-	-
Additions for tax positions of prior year	-	-	-
Reductions for tax positions for prior year	-	-	-
Reductions in benefit due to income tax expense	-	-	-
Ending balance	$-	$-	$-

At March 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

As of March 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the year ended March 31, 2012 and 2013.

Note 6 - Going Concern

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $73,649 and further losses are anticipated in the development of its business. This raises substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to emerge from the formative stage is dependent upon, among other things, obtaining additional financing to continue operations.

These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 - Commitment and contingency

On August 23, 2011, the Company entered into an office lease agreement for a two year term that will commence on September 1, 2011 and expire on August 31, 2013. The Company agreed to a security deposit of $6,000 Hong Kong dollars, or $769.78 US dollars, and monthly rent expense of $3,000 Hong Kong dollars or $384.89 US dollars

At March 31, 2013, future minimum payments under the operating lease are as follows:

Fiscal Year	Amount
2013	$1,932	US

Total	$1,932	US

Note 8 - Subsequent Events

On April 7, 2013, the Officer advanced an additional unsecured loan of $2,000 which bears interest at six percent and is due on demand.

In April 2013, the Company gave two months’ notice to quit premises.

F-9

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We have not had any changes or disagreements with our accountants required to be disclosed pursuant to Item 304 of Regulation S-K.

Item 9A(t).  Controls and Procedures.

Management has evaluated the effectiveness of our internal control over financial reporting (ICFR) as of March 31, 2013 based on the control criteria established in a report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on our assessment and those criteria, our management has concluded that our internal control over financial reporting had the following deficiencies and material weaknesses as of March 31, 2013:

1) Certain control procedures were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written notation on the report by the reviewer. Because we were unable to verify these procedures, we conclude that as of March 31, 2013 there were control deficiencies related to the preparation and review of our interim and annual consolidated financial statements, in particular with respect to certain account reconciliations, journal entries and spreadsheets. While none of these control deficiencies resulted in audit adjustments to our 2012 interim or annual financial statements, they could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected, and therefore we have determined that these control deficiencies constitute material weaknesses.

2) Certain of our personnel had access to various financial application programs and data that was beyond the requirements of their individual job responsibilities. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual consolidated financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

3) We did not maintain a level of personnel sufficient to execute certain computing controls over our information technology structure. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

4) We did not maintain adequate segregation of duties within certain areas impacting our financial reporting. While this control deficiency did not result in any audit adjustments to our 2012 interim or annual financial statements, it could result in a material misstatement to our interim or consolidated financial statements that would not be prevented or detected, and therefore we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible given our resources, we will seek the advice of outside consultants and utilize internal resources to implement additional internal controls to address the above identified material weaknesses. We are taking steps to implement additional review and approval procedures applicable to our financial reporting process, and are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management.

Through these steps, we believe that we are addressing the deficiencies that affected our internal control over financial reporting as of March 31, 2013. Because the remedial actions require upgrading certain of our information technology systems, relying extensively on manual review and approval processes, and possibly hiring of additional personnel, we may not be able to conclude that these material weaknesses have been remedied until these controls have been successfully operation for some period of time.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

This report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Subsequent Events

The Company has evaluated subsequent events from March 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one year and serves until her successor is duly elected and qualified, or until she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Wai Yin Marcia Pong	43	President, Principal Executive Officer, Secretary, Treasurer,
		Principal Financial Officer, Principal Accounting Officer
		and sole member of the Board of Directors.

The person named above has held her offices/positions since inception in our company and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Biographical Information and Background of officers and directors

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Ms. Pong has acted as our sole director and officer since August 24, 2010. Ms. Pong has been unemployed since February, 2010. From March, 2008 until February, 2010 Ms. Pong was employed as Senior Marketing Officer for World Vision Hong Kong responsible for the development and implementation of marketing plans to promote child sponsorship and recruit sponsors to help needy children around the world; responsible for raising funds in response to disasters/emergency situations for immediate relief and long-term rehabilitation support in affected countries; responsible for providing content direction for, edit and proof-read child sponsorship and relief-related communication materials, including brochures, emails, direct mail, webpage, and advertisements (print, radio, video and television); and responsible for managing market outreach through telemarketing and events (e.g. street fundraising, road shows). From October, 2007 to March, 2008 Ms. Pong was unemployed. From June, 2005 to October, 2007 Ms. Pong was employed as Marketing Communications Specialist for United Way, responsible for developing and implementing marketing communications strategic plans to promote the United Way brand, and to provide marketing leadership in fundraising; responsible for managing  production of all marketing collateral materials: writing and editing copy, directing design, proofing and approving content before printing; responsible for writing scripts/speeches for fundraising events and training sessions; and responsible for conducting market research to test creative strategy and establish perception benchmarks for evaluating marketing investment. Initially, and because we are just starting our business operations, it is not anticipated that Ms. Pong will be required to devote more than approximately twenty hours a week to the business. However, as the business builds and more time is required of Ms. Pong she will, as necessary, devote more time to our operations, up to a maximum of forty hours per week. Ms. Pong does not have any experience in the digital data storage business.

Term of Office

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer is appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director.

Conflicts of Interest

The only conflict that we foresee are that our sole officer and director will devote time to projects that do not involve us.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on August 23 to March 31, 2013.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compens- ation ($)	Total ($)
Wai Yin Marcia Pong President, CEO, Secretary, Treasurer and a director	2010 2011 2012 2013	None None None None	None None None None	None None None None	None None None None	None None None None	None None None None	None None None None	None None None None

Stock Option Grants

We have not granted any stock options to our executive officers since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Wai Yin Marcia Pong. We do not pay her any amount for acting as a director.

Compensation of Directors

The member of our board of directors is not compensated for her services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

DIRECTOR’S COMPENSATION TABLE

		Fees Earned or Paid in Cash	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
Wai Yin Marcia Pong	2010 2011 2012	None None None	None None None	None None None	None None None	None None None	None None None	None None None

Employment contracts and termination of employment and change-in-control arrangements

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of fiscal year ended March 31,2013. Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of	Name and address	beneficial	Percent
Class	of beneficial owner	ownership	of class

Common	Wai Yin Marcia Pong	5,000,000	71.84%
Stock	President, Chief	Shares
	Executive Officer,
	Secretary, Treasurer
	and Director
	Flat A, 22F, Block 11
	Wonderland Villas, Kwai Chung
	Hong Kong

Common	All Officers and Directors	5,000,000	71.84%
Stock	as a group that consists of	shares
	one person

The percent of class is based on 6,960,000 shares of common stock issued and outstanding as of July 15, 2013.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Other than as discussed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or is in any presently proposed transaction that has or will materially affect us:

* Any of our directors or officers;
* Any person proposed as a nominee for election as a director;
* Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
* Our sole promoter, Wai Yin Marcia Pong
* Any relative or spouse of any of the foregoing persons who has the same house as such person;
* Immediate family members of directors, director nominees, executive officers and owners of 5% or more of our common stock.

Based upon the foregoing criteria, our Board of Directors has determined that Wai Yin Marcia Pong is not an independent director under these rules as he is also employed as officers of the Company.

Item 14.  Principal Accountant Fees and Services.

Auditors Fees and Expenses	$10,000
Legal Fees and Expenses	$0
TOTAL	$10,000

(1) All amounts are estimates, other than the SEC’s registration fee.

PART IV

Item 15.  Exhibits Financial Statement Schedules.

(a)  Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” and are included as part of this report:

Financial Statements for the fiscal year ended March 31, 2012 and March 31, 2013

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)  Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits of this report, and are incorporated herein by this reference.

(c)  Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

(a)	Exhibits.

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Lease Agreement dated August 23, 2011 (1)

14.1	Code of Ethics *

23.1	Consent of PLS CPA, A Professional Corp *

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1) filed previously with the Securities and Exchange Commission

      * filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Wai Yin Marcia Pong

Wai Yin Marcia Pong,

Principal Executive Officer and Director,

Principal Financial Officer

July 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Wai Yin Marcia Pong

Wai Yin Marcia Pong,

Principal Executive Officer and Director,

Principal Financial Officer

July 16, 2013